Form 10-Q
period 2009-10-31
SK Shasta Acquisition Corp. 3
filed 2009-12-21
CIK 1439241

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,000,000 shares of common stock, par value $.0001 per share, outstanding as of December 21, 2009.

SK SHASTA ACQUISITION CORP. 3

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of October 31, 2009	2

	Statements of Operations for the Three and Six Months Ended October 31, 2009, the Three	3
	and Six Months Ended October 31, 2008 and for the Cumulative Period from May 2, 2008
	(Inception) to October 31, 2009

	Statements of Cash Flows for the Three and Six Months Ended October 31, 2009, the Three	4
	and Six Months Ended October 31, 2008 and for the Cumulative Period from May 2, 2008
	(Inception) to October 31, 2009

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11

Item 4.	Controls and Procedures	11

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	11

Item 5.	Other Information	12

Item 6.	Exhibits	12

Signatures		13

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

The results for the period ended October 31, 2009 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on July 24, 2009.

SK Shasta Acquisition Corp. 3
A Development Stage Company
Consolidated Balance Sheets
As at October 31, 2009
(Stated in United States Dollars)

	October 31	April 30
	2009	2009
	$	$
ASSETS
Current Assets
Cash	-0-	-0-
Total Current Assets	-0-	-0-
Long term Assets
Organizational costs, net of amortization	15,740	18,060
Total Assets	15,740	18,060

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	34,145	30,965
Total current liabilities	34,145	30,965

Total Liabilities	34,145	30,965

STOCKHOLDERS’ EQUITY

Common stock, $0.001 par value, 100,000,000 shares authorized: 30,000,000 shares issued and outstanding (note 3)	3,000	3,000
Accumulated deficit in the exploration state (May 2, 2008 to October 31, 2009)	(21,405)	(15,905)
Total stockholders’ equity	(18,405)	(12,905)
Total liabilities and stockholders’ equity	15,740	18,060

See notes to financial statement

SK Shasta Acquisition Corp.  3
A Development Stage Company
Consolidated Statement of Operations
From inception on May 2, 2008 to October 31, 2009
(Stated in United States Dollars)

	For the three	For the three	For the six months	For the six months	From inception May 2, 2008 through
	months ended October 31	months ended October 31	ended October 31	ended October 31	October 31
	2009	2008	2009	2008	2009
	$	$	$	$	$

REVENUE	0	0	0	-0-	-0-

Expenses

Office and sundry	1,720	622	3,180	622	14,570

Amortization of organizational costs	1,159	1,128	2,320	2,257	6,835

Loss for the period	(2,879)	(1,750)	(5,500)	(2,879)	(21,405)

Other Revenues and Expenses

Total loss for period	(2,879)	(1,750)	(5,500)	(2,879)	(21,405)
Deficit – beginning of the period	(18,526)	(1,129)	(15,905)	(-0-)	-0-

Deficit – end of period	(21,405)	(2,879)	(21,405)	(2,879)	(21,405)

Loss per shares – basic and diluted	(0.01)	(0.01)	(0.01)	(0.01)

Weighted Average Number of Shares Outstanding	30,000,000	30,000,000	30,000,000	30,000,000

See notes to financial statements

SK Shasta Acquisition Corp. 3
Consolidated Statement of Cash Flows
From May 2, 2008 to October 31, 2009
(Stated in United States Dollars)

	Three Months Ending		Six Months Ending		From inception May 2, 2008
	October 31 2009	October 31 2008	October 31 2009	October 31 2008	To October 31, 2009
	$	$	$	$	$

Cash flows from operating activities
Loss for the period	(2,879)	(1,750)	(5,500)	(2,879)	(21,405)

Non cash expenses-amortization	1,159	1,128	2,320	2,257	6,845
Changes in:

Accounts payable and accrued liabilities	(1,720)	(622)	3,180	20,197	34,135

Net cash used in operating activities	-0-	-0-	-0-	19,575	19,575

Cash flows from investing activities

Organizational costs				(22,575)	(22,575)

Cash used in investing activities	-0-	-0-	-0-	(22,575)	(22,575)

Cash flows from financing activities
Share capital issued	-0-	-0-	-0-	3,000	3,000

Net cash received from financing activities	-0-	-0-	-0-	3,000	3,000

Net increase in cash	-0-	-0-	-0-	-0-
Cash – beginning of period	-0-	-0-	-0-	-0-
Cash – end of period	-0-	-0-	-0-	-0-

See notes to financial statements

SK Shasta Acquisition Corp. 3
Notes to Financial Statements
October 31, 2009
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

As shown in the accompanying financial statements, the Company has incurred a net loss of $21,405 for the period from May 2, 2008 (inception) to October 31, 2009 and has had no revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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
October 31, 2009
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

As at December 12, 2009, the Company does not have any asset retirement obligations.

SK Shasta Acquisition Corp. 3
Notes to Financial Statements
October 31, 2009
 (Stated in United States Dollars)

3.	Share Capital

a)	Details of share capital are as follows:
Authorized: 100,000,000 common shares with $0.001 par value
	Number of
	Shares	Amount
		$
Issued:
Balance - inception May 2, 2008	-	-
Common Shares issued	30,000,000	$3,000

B Balance – April 30, 2009	30,000,000	$3,000
B Balance – October 31, 2009	30,000,000	$3,000

4.   Income Taxes

A reconciliation of income taxes at statutory rates is as follows:

2008
$
Net loss for the year	(15,905)
Total income taxes	-

The Company has non-capital losses of approximately $15,895, which are available to reduce future taxable income in the United Sates and which expire in 2023. The Company has not recognized any future benefit for these tax losses and resource deductions, as it is not considered likely that they will be utilized.

	Income Tax Operating Loss Carry Forward
	Amount	Expiry Date

2008	$15,905	2023
Total income tax operating loss carry forward	$15,905

5. Subsequent Events

In addition to items disclosed elsewhere in these notes, the following occurred during the period subsequent to October 31, 2009.

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

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next twelve months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

Liquidity and Capital Resources

As of October 31, 2009, the Company had current assets equal to $0 and long terms assets consisting exclusively of organizational costs, net of amortization equal to $15,740. This compares with currents assets of $0 as of April 30, 2009 and long terms assets consisting exclusively of organizational costs, net of amortization equal to $18,060. The Company’s current liabilities as of October 31, 2009 totaled $34,145, comprised exclusively of accounts payable and accrued liabilities.  This compares with the Company’s current liabilities as of April 30, 2009 equal to $30,965. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended October 31, 2009 and 2008, and for the cumulative period from May 2, 2008 (Inception) to October 31, 2009:

	Six Months Ended October 31, 2009	Six Months Ended October 31, 2008	For the Cumulative Period from May 2, 2008 (Inception) to October 31, 2009
Net Cash (Used in) Operating Activities	$0	$19,575	$19,575
Net Cash (Used in) Investing Activities	$0	$(22,575)	$(22,575)
Net Cash Provided by Financing Activities	$0	$3,000	$3,000
Net Increase in Cash and Cash Equivalents	$-	$-	$-

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from May 2, 2008 (Inception) to October 31, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ended October 31, 2009, the Company had a net loss of $2,879 and $5,500, respectively, comprised exclusively of office expenses, filing fees and the amortization of organizational costs, in addition to legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2009 in July of 2009, and the filing of the Company’s quarterly report on Form 10-Q for the quarter ended July 31, 2009 in September of 2009.

For the three and six months ended October 31, 2008, the Company had a net loss of $1,750 and $2,879, respectively, comprised exclusively of organizational costs, in addition to legal, accounting, audit and other professional service fees in relation to the formation of the Company and the preparation of the Company’s Registration Statement on Form 10.

For the period from May 2, 2008 (Inception) to October 31, 2009, the Company had a net loss of $21,405 comprised exclusively of office expenses, filing fees and the amortization of organizational costs, in addition to legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in October of 2008, and the filing of the Company’s annual report on Form 10-K for the fiscal year ended April 30, 2009 in July of 2009 and quarterly reports on Form 10-Q for the quarters ended July 31, 2008 and October 31, 2008 filed in January of 2009, quarterly report on Form 10-Q for the period ended January 31, 2009 filed in March of 2009, and for the quarter ended July 31, 2009 filed in September of 2009.

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

As of October 31, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended October 31, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended October 31, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Report on Form 10-Q for the quarter ended October 31, 2009.

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

Dated: December 21, 2009	SK SHASTA ACQUISITION CORP. 3

	By:	/s/ Kurt Pichler
Kurt Pichler
President and Sole Director
Principal Executive Officer
Principal Financial Officer